Form 10-K
period 2013-03-31
ACCELERATED ACQUISITIONS XIX
filed 2013-07-03
CIK 1542624

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2013

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

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-accelerated Filer ☐	Smaller Reporting Company ☒
   (Do not check if a smaller reporting company.)

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐

As of July 1, 2013, there were no non-affiliate holders of common stock of the Company.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of July 1, 2013 there were 5,000,000 shares of common stock, par value $.0001, outstanding.

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

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $.0001 per share (the “Common Stock”).  The Common Stock is not listed on a publicly-traded market.  As of March 31, 2013, there was 1 holder of record of the Common Stock.

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

Liquidity and Capital Resources

         As of March 31, 2013 and 2012, the Company had a total of $nil and $200 in assets, respectively and the Company liabilities $16 and $nil as of March 31, 2013 and 2012, respectively. The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the years ended March 31, 2013 and 2012:

	2013	2012
Net Cash Used In Operating Activities	$(3,800)	$(1,800)
Net Cash Used In Investing Activities	-	-
Net Cash Provided By Financing Activities	3,600	2,000
Net Increase (Decrease) In Cash	$(200)	$200

              Our principal sources of liquidity are our cash and the cash flow provided by the shareholder advances and equity financing. We believe that further equity financing is needed to satisfy our anticipated cash requirements through the next 12 months.

The Company has nominal assets and has generated no revenues since inception. The Company is also dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from February 6, 2012 (Inception) to March 31, 2013.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the period from inception (February 6, 2012) to March 31, 2013, the Company had a net loss of $5,616, consisting of legal, accounting, audit, filing and other professional service fees incurred in relation to the filing of the Company’s Registration Statement on Form 10 and Quarterly Reports on Form 10-Q.

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

ACCELERATED ACQUISITIONS XIX, INC.
A DEVELOPMENT STAGE COMPANY
March 31, 2013

TABLE OF CONTENTS

Page(s)

Report of Independent Registered Public Accounting firm	F-1

Financial Statements:

Balance Sheets as of March 31, 2013 and 2012	F-2

Statements of Operations for the Year Ended March 31, 2013 and 2012 and for the Period From Inception (February 6, 2012) to March 31, 2013	F-3

Statement of Changes in Stockholder’s Deficit for the Year Ended March 31, 2013 and 2012 and for the Period from Inception (February 6, 2012) through March 31, 2013	F-4

Statements of Cash Flows for the Year Ended March 31, 2013 and 2012 and for the Period from Inception (February 6, 2012) to March 31, 2013	F-5

Notes to Financial Statements	F-6 to 8

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Accelerated Acquisitions XIX, Inc. (A Development Stage Company)

We have audited the accompanying balance sheets of Accelerated Acquisitions XIX, Inc. ( the “Company”) as of March 31, 2013 and the related statements of operations, stockholder's deficit and cash flows for the year then ended, and the period from Inception (February 6, 2012) to March 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company as of March 31, 2012, were audited by other auditor, whose report, dated June 26, 2012, expressed an unqualified opinion on those financial statements and also included an explanatory paragraph that raise substantial doubt about the Company’s ability to continue as a going concern.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. Our audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as, evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Accelerated Acquisitions XIX, Inc. as of March 31, 2013 and the results of its operations and cash flows for the year then ended, and the period from inception (February 6, 2012) to March 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is a development stage enterprise, had an accumulated deficit of $5,616 and continues to experience losses. These considerations raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2 which contemplates equity financing through a reverse merger transaction and/or related party advances. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia LLP

Newport Beach, CA
July 1, 2013

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Accelerated Acquisitions XIX Inc.
( A Development Stage Company)
Balance Sheets

	March 31, 2013	March 31, 2012

Assets:

Current Assets:

Cash	$-	$200

Total Assets	$-	$200

Liabilities and Shareholders' Equity:

Current Liabilities:

bank overdraft	$16	$-

Total Liabilities	16	-

Shareholders' Deficit:

Preferred Stock, 10,000,000 shares (par value $.0001)
and 0 shares issued and outstanding
Common Stock, 100,000,000 shares authorized (par value $.0001) and 5,000,000 shares issued and outstanding	500	500
Additional Paid in capital	5,100	1,500
Accumulated Deficit	(5,616)	(1,800)

Total Stockholders' deficit	(16)	200
Total Liabilities and Shareholders' Deficit	$-	$200

The accompanying notes are an integral part of these financial statements.

Accelerated Acquisitions XIX, Inc.
( A Development Stage Company)
Statements of Operations

	For the Year Ended March 31, 2013	For the Year Ended March 31, 2012	For the period from February 6, 2012 ( the date of inception) to March 31, 2013

Revenue	$-	$-	$-

Operating Expenses:
General and Administrative	3,816	1,800	5,616

Net Loss	(3,816)	(1,800)	(5,616)

Net loss per share ( basic and diluted)	$-	$-

Weighted Average Common Shares (basic and diluted)	5,000,000	5,000,000

The accompanying notes are an integral part of these financial statements.

Accelerated Acquisitions XIX, Inc.
( A Development Stage Company)
Statement of Changes in Shareholders' Deficit

	Number of Common Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total

Balance prior to inception	-	$-	$-	$-	$-

Issuance of common stock
to founder for cash	5,000,000	500	1,500	-	2,000

Net loss	-	-	-	(1,800)	(1,800)

Balance at March 31, 2012	5,000,000	500	1,500	(1,800)	200

Shareholder forgiveness	-	-	3,600	-	3,600

Net loss	-	-	-	(3,816)	(3,816)

Balance at March 31, 2013	5,000,000	$500	$5,100	$(5,616)	$(16)

The accompanying notes are an integral part of these financial statements.

Accelerated Acquisitions XIX, Inc.
( A Development Stage Company)
Statements of Cash Flows

	For the Year Ended March 31, 2013	For the Year Ended March 31, 2012	Cumulative since February 6, 2012 ( inception) to March 31, 2013

Operating Activities

Net loss	$(3,816)	$(1,800)	$(5,616)

Adjustment to reconcile net loss to net
cash used in operating activities:

Increase in bank overdraft	16	-	16

Net Cash used in operations	(3,800)	(1,800)	(5,600)

Financing Activities

Issuance of Common Stock	-	2,000	2,000
Additional Paid in Capital	3,600	-	3,600
Net Cash provided by financing activities	3,600	2,000	5,600

Net increase in cash and cash equivalents	(200)	200

Cash at the Beginning of the Period:	200	-	-

Cash at the End of the Period	$-	$200	$-

The accompanying notes are an integral part of these financial statements.

ACCELERATED ACQUISITIONS XIX, INC
(A Development Stage Company)
Notes to Financial Statements

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  However, the Company has sustained recurring losses and as of March 31, 2013, has no business operations and has a net working capital deficiency.  These conditions, among others, give rise to substantial doubt about the Company’s ability to continue as a going concern.  Management is continuing to seek additional equity capital to fund a merger or acquisition or to purchase an ongoing business.  Until such time, the Company anticipates that its working capital needs will be funded through notes from its major stockholders.  Management believes these steps will provide the Company with adequate funds to sustain its continued existence.  There is, however, no assurance that the steps taken by management will meet all of the Company’s needs or that the Company will continue as a going concern.  The financial statements presented herein do not include any adjustments that might result from the outcome of this uncertainty.

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

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. The Company had no cash equivalents at March 31, 2012 and March 31, 2013.

ACCELERATED ACQUISITIONS XIX, INC
(A Development Stage Company)
Notes to Financial Statements

 NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (continued)

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

In April 2013, the FASB issued ASU No. 2013-07, Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting. The objective of ASU No. 2013-07 is to clarify when an entity should apply the liquidation basis of accounting and to provide principles for the measurement of assets and liabilities under the liquidation basis of accounting, as well as any required disclosures. This standard is effective prospectively for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. We are evaluating the effect, if any, adoption of ASU No. 2013-07 will have on our financial statements.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company, -a Development Stage Company, has a deficit accumulated during the development stage, used cash from operations since its inception, and has negative working capital at March 31, 2013. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s ability to continue as a going concern is also dependent on its ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances; however there is no assurance of additional funding being available. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

NOTE 3 - RELATED PARTY TRANSACTIONS

At inception, the Company has issued 5,000,000 shares of restricted common stock to the majority shareholder for initial funding, in the amount of $2,000.
The Company does not have employment contracts with its sole officer and director, who is the majority shareholder.

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

ACCELERATED ACQUISITIONS XIX, INC
(A Development Stage Company)
Notes to Financial Statements

NOTE 3 - RELATED PARTY TRANSACTIONS (continued)

The majority shareholder has advanced funds, as necessary. These advances are considered temporary in nature and are payable on demand. There is no formal document describing the terms of this arrangement (maturity date and interest rates) and the shareholder advance to-date of $3,600 was forgiven.

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
	March 31, 2013	March 31, 2012
Gross deferred tax assets	$5,616	$1,800
Valuation allowance	(5,616)	(1,800)
Net deferred tax asset	$—	$—

As of March 31, 2013 the Company had a net operating loss carryforward of approximately $5,616 which will begin to in the tax year 2028.

Federal tax laws impose significant restrictions on the utilization of net operating loss carryforward and research and development credits in the event of a change in ownership of the Company, as defined by the Internal Revenue Code Section 382. The Company’s net operating loss carryforward and research and development credits may be subject to the above limitations.

The relevant FASB standard resulted in no adjustments to the Company’s liability for unrecognized tax benefits. As of the date of adoption and as of March 31, 2013 there were no unrecognizable tax benefits. Accordingly, a tabular reconciliation from beginning to ending periods is not provided. The Company will classify any future interest and penalties as a component of income tax expense if incurred. To date, there have been no interest or penalties charged or accrued in relation to unrecognized tax benefits. The Company is subject to federal and state examinations for the year 2012 forward. There are no tax examinations currently in progress.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statement disclosure. On December 17, 2012 the Board of Directors dismissed Peter Messineo, CPA, as our registered public accountants.  The Board elected Anton & Chia, LLP, Newport Beach CA. as our auditor. Prior to Board approval, we had not consulted with Anton & Chia, LLP on any accounting or audit matters.

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

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended March 31, 2013, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

None.

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

(a)  Identification of Directors and Executive Officers.  The following table sets forth certain information regarding the Company’s sole officer and directors.

Name	Age	Positions

Timothy J. Neher	47	CEO, Chairman, President, Secretary

Timothy J. Neher
Founder, President, Secretary, Treasurer and sole director of the Company from its founding in February through April 22, 2013 when Mr. Neher resigned his positions. Mr. Neher is the founding partner of Accelerated Venture Partners, LLC, a private venture capital firm based in Foster City, California, and has over 15 years of experience in connection with the provision of debt and equity financing, mergers and public offering transactions. Timothy is the acting Chief Financial Officer, Treasurer and a Director of Mikojo, Inc. a public reporting company since 2009. Mr. Neher is also Director of Pinpointed Solutions Inc. a private company since 2008, Director of Ipaypod Inc., a private company since 2007 and Director of Internet Card Present, Inc., a private company since 2007. He is also the President, Secretary and sole director of following public reporting companies: Accelerated Acquisitions. XVII, XIX, XXII and director of Virolab a public reporting company since May of 2010. Prior to founding Accelerated Venture Partners, Internet Card Present Industries, Pinpointed Solutions and Ipaypod, Timothy was Chairman and Chief Executive Officer of Wherify Wireless, a private to public company from 1999 to 2007. Other past experience includes roles as VP of Marketing & Sales for CTH Consumer Plastics and VP of Operations for Windy City Product Development.

There are no family relationships between our officers and directors.  Each director is elected at our annual meeting of stockholders and holds office until the next annual meeting of stockholders, or until his successor is elected and qualified.

(d)   Involvement in Certain Legal Proceedings.

              There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of Registrant during the past five years.

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

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended March 31, 2013 and written representations that no other reports were required, the Company believes that no person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal years.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)           The following table sets forth, as of March 31, 2013, the number of shares of common stock owned of record and beneficially by executive officers, directors and persons who beneficially own more than 5% of the outstanding shares of common stock of the Company.

Name and Address	Number of Shares	Percentage Owned

Accelerated Venture Partners, LLC
1840 Gateway Drive, Suite 200
Foster City CA, 94404 (3)	5,000,000	100%

(1) This table is based upon 5,000,000 shares issued and outstanding as of March 31, 2013.

(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to the shares. Shares of Common Stock subject to options or warrants currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage of the person holding such options or warrants, but are not deemed outstanding for computing the percentage of any other person.

Item 13. Certain Relationships and Related Transactions.

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

Item 14.  Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed by Peter Messineo, CPA our prior auditor, for professional services rendered for the audit of our annual financial statements and review of interim financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings were $2,000 for the period from February 6, 2012 (Inception) to Sptember 30, 2012.  Anton & Chia LLP was elected as our auditor in December 2012 for the our Form 10-K, estimated costs will be $750 for our year end,

Audit-Related Fees

There were no fees billed or to be filled by Messineo and Anton & Chia, LLP for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the period from February 6, 2012 (Inception) to September 30, 2012 and October 1, 2012 to March 31, 2013, respectively.

Tax Fees

There were no fees billed or to be filled by Messineo for professional services for tax compliance, tax advice, and tax planning or the period from February 6, 2012 (Inception) to September 30, 2012. There were no fees billed or to be filled by Anton & Chia, LLP for professional services for tax compliance, tax advice, and tax planning or the period from October 1, 2012 to March 31, 2013.

All Other Fees

There were no fees billed or to be billed by Messineo for other products and services for the period from February 6, 2012 (Inception) to September 30, 2012.There were no fees billed or to be billed by Anton & Chia, LLP for other products and services for the period from October 1, 2012 to March 31, 2013.

Audit Committee’s Pre-Approval Process

            The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the Board of Directors.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)  Financial Statements.

None

 (b) Index to Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

*3.1	Certificate of Incorporation

*3.2	By-laws

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2013

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101	XBRL Exhibits

*  Filed as an exhibit to the Company's registration statement on Form 10, as filed with the Securities and Exchange Commission on February 28,2012 and incorporated herein by this reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 1, 2013	ACCELERATED ACQUISITIONS XIX, INC.

	By:	/s/ Timothy Neher
Timothy Neher
President and Director
Chief Executive Officer
Principal Executive Officer

Dated: July 1, 2013	By:	/s/ Timothy Neher
Timothy Neher
Principal Financial Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Timothy Neher	President and Sole Director	July 1 ,2013
Timothy Neher	Chief Executive Officer