Form 10-Q
period 2013-06-30
ACCELERATED ACQUISITIONS XIX
filed 2013-08-14
CIK 1542624

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of the common stock, as of the latest practicable date: Common Stock, $0.0001 par value: 5,000,000 shares outstanding as of August 14, 2013.

TABLE OF CONTENTS

		Page(s)
PART I – FINANCIAL INFORMATION:

Item 1.	Condensed Financial Statements (unaudited):	3

	Condensed Balance Sheets as of June 30, 2013 (unaudited) and March 31, 2013 (audited)	3

	Condensed Statements of Operations for the three month ended June 30, 2013 and period from inception (February 6, 2012) through June 30, 2013 (unaudited)	4

	Statements of Shareholders' Equity (Deficit)	5

	Condensed Statements of Cash Flows for the three months ended June 30, 2013 and period from inception (February 6, 2012) through June 30, 2013 (unaudited)	6

	Notes to Condensed Financial Statements (unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11

Item 4T	Controls and Procedures	12

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	12

Item 1A	Risk Factors	12

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3.	Defaults Upon Senior Securities	12

Item 4.	(Reserved and Removed)	12

Item 5.	Other Information	12

Item 6.	Exhibits	13

	Signatures	14

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACCELERATED ACQUISITIONS XIX, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS

	June 30, 2013	March 31, 2013
	(Unaudited)
ASSETS

Cash	$-	$-

Total Assets	$-	$-

LIABILITIES AND SHAREHOLDER'S EQUITY

Bank Overdraft	$48	$16

Total Liabilities	48	16

Shareholders' Deficit:

Common Stock, 100,000,000 shares authorized ( par value $.0001) and 5,000,000 shares issued and outstanding	500	500
Additional paid in capital	5,100	5,100
Accumulated Deficit	(5,648)	(5,616)

Total Shareholders' deficit	(48)	(16)
Total Liabilities and Shareholders' Equity	$-	$-

The accompanying notes are an integral part of these condenced financial statements.

ACCELERATED ACQUISITIONS XIX, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30, 2013	For the Three Months Ended June 30, 2012	For the period from February 6, 2012 (the date of inception) to June 30, 2013

Revenue	$-	$-	$-

Operating Expenses:
General and Administrative	32	1,800	5,648

Net Loss	(32)	(1,800)	(5,648)

Net loss per share ( basic and diluted)	$(0)	$(0)
Weighted Average Common Shares (basic and diluted)	5,000,000	5,000,000

The accompanying notes are an integral part of these condenced financial statements.

ACCELERATED ACQUISITIONS XIX, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

	Common Stock
	Shares	Amount	APIC	Deficit	Total
Balance Prior to Inception	-	$-	$-	$-	$-

Issuance of Common Stock -Founders for cash	5,000,000	500	1,500	-	2,000
Net loss				(1,800)	(1,800)
Balance at March 31, 2012	5,000,000	500	1,500	(1,800)	200
Shareholder forgiveness			3,600		3,600
Net loss				(3,816)	(3,816)
Balance at March 31, 2013	5,000,000	500	5,100	(5,616)	(16)
Net loss				(32)	(32)
Balance at June 30, 2013	5,000,000	500	5,100	(5,648)	(48)

The accompanying notes are an integral part of these condenced financial statements.

ACCELERATED ACQUISITIONS XIX, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended June 30, 2013	For the three months ended June 30, 2012	Cumulative since February 6, 2012 (inception) to June 30, 2013
Operating Activities

Net loss	$(32)	$(1,800)	$(5,648)
Changes in Assets and Liabilities
Increase in accrued expenses due to founder	-	1,800	-
Net Cash used in operations	(32)	-	(5,648)

Financing Activities

Increase in Bank Overdraft	32		48
Issuance of Common Stock	-	-	2,000
Additional Paid in Capital	-	-	3,600
Net Cash provided by financing activities	32	-	5,648

Net increase in cash	-	-	-
Cash at the Beginning of the Period:	-	-	-
Cash at the End of the Period	$-	$-	$-

The accompanying notes are an integral part of these condenced financial statements.

ACCELERATED ACQUISITIONS XIX, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
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

(d)	Emerging Growth Company

We are an “emerging growth company,” as defined in the Jumpstart our Business Startups Act of 2012, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Under the Jumpstart Our Business Startups Act, “emerging growth companies” can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected not to avail ourselves to this exemption from new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not “emerging growth companies.”

ACCELERATED ACQUISITIONS XIX, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
(unaudited)

(e)	Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. The Company had no cash equivalents at June 30, 2013 and March 31, 2013.

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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage, used cash from operations since its inception, and has negative working capital at June 30, 2013. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s ability to continue as a going concern is also dependent on its ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances; however there is no assurance of additional funding being available. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

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

The majority shareholder has advanced funds, as necessary. These advances are considered temporary in nature and are payable on demand. There is no formal document describing the terms of this arrangement (maturity date and interest rates). As of March 31, 2013, the shareholder forgave $3,600 the full debt of the Company.

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
Notes to Condensed Financial Statements
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

	June 31, 2013 (Unaudited)	March 31, 2013
Gross deferred tax assets	$5,648	$5,616
Valuation allowance	(5,648)	(5,616)
Net deferred tax asset	$—	$—

As of June 30, 2013 the Company had a net operating loss carryforward of approximately $5,648 which will begin to in the tax year 2028.

Federal tax laws impose significant restrictions on the utilization of net operating loss carryforwards and research and development credits in the event of a change in ownership of the Company, as defined by the Internal Revenue Code Section 382. The Company’s net operating loss carryforwards and research and development credits may be subject to the above limitations.

The relevant FASB standard resulted in no adjustments to the Company’s liability for unrecognized tax benefits. As of the date of adoption and as of June 30, 2013 there were no unrecognizable tax benefits. Accordingly, a tabular reconciliation from beginning to ending periods is not provided. The Company will classify any future interest and penalties as a component of income tax expense if incurred. To date, there have been no interest or penalties charged or accrued in relation to unrecognized tax benefits. The Company is subject to federal and state examinations for the year 2012 forward. There are no tax examinations currently in progress.

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

Results of Operations

For the three months ending June 30, 2013 the Company had no revenues and incurred $32 of general and administrative expenses and for the three months ending June 30, 2012 incurred $1,800 of general and administrative expenses.

For the period from inception (February 6, 2012) through June 30, 2013, the Company had no activities that produced revenues from operations and had a net loss of $32, due to legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company and the filing of the Company’s Registration Statement on Form 10 filed in February 2012 and other SEC-related compliance matters.

Liquidity and Capital Resources

For the three months ending June 30, 2013 the Company had no revenues and incurred $32 of general and administrative expenses and for the three months ending June 30, 2012 incurred $ 1,800 of general and administrative expenses.

For the period from inception (February 6, 2012) through June 30, 2013, the Company had no activities that produced revenues from operations and had a net loss of $5,648, due to legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company and the filing of the Company’s Registration Statement on Form 10 filed in February 2012 and other SEC-related compliance matters.

Liquidity and Capital Resources

As of June 30, 2013, the Company had no assets or current liabilities.

The following is a summary of the Company's cash flows from operating, investing, and financing activities:
For the Cumulative Period from Inception (February 6, 2012) through June 30, 2013

Operating activities	$(5,648)
Investing activities	—
Financing activities	$5,648

Net effect on cash	$-

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

Changes in Internal Control Over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the fiscal quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

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

Dated: August 14, 2013
ACCELERATED ACQUISITIONS XIX, INC.

	By:	/s/ Timothy J. Neher
Timothy J. Neher
President/ CEO

EXHIBIT INDEX

Exhibit No.	Description

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

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