Form 10-Q
period 2013-09-30
ACCELERATED ACQUISITIONS XIX
filed 2013-11-14
CIK 1542624

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of the common stock, as of the latest practicable date: Common Stock, $0.0001 par value: 5,000,000 shares outstanding as of November 14, 2013.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACCELERATED ACQUISITIONS XIX, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS

	September 30, 2013	March 31, 2013
	(Unaudited)
ASSETS

Cash	$-	$-

Total Assets	$-	$-

LIABILITIES AND SHAREHOLDER'S EQUITY

Bank Overdraft	$48	$16

Total Liabilities	48	16

Shareholders' Deficit:

Preferred Stock, 10,000,000 shares authorized (par value $.0001) and no shares issued and outstanding	-	-
Common Stock, 100,000,000 shares authorized ( par value $.0001) and 5,000,000 shares issued and outstanding	500	500
Additional paid in capital	5,100	5,100
Accumulated Deficit	(5,648)	(5,616)

Total Shareholders' deficit	(48)	(16)
Total Liabilities and Shareholders' Equity	$-	$-

The accompanying notes are an integral part of these condenced financial statements.

ACCELERATED ACQUISITIONS XIX, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

					Inception
					(February 6, 2012) through
	Three months ended		Six months ended		September 30,
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012	2013 (Cumulative)

Revenues	$—	$—	$—	$—	$—

Operating expenses
General and administrative	-	$1,800	$32	$2,400	$5,648

Net loss	-	$(1,800)	$(32)	$(2,400)	(5,648)

Basic and diluted net loss per share	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average common shares issued and outstanding	5,000,000	5,000,000	5,000,000	5,000,000

The accompanying notes are an integral part of these condenced financial statements.

ACCELERATED ACQUISITIONS XIX, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

	Common Stock
	Shares	Amount	APIC	Deficit	Total
Balance Prior to Inception	-	$-	$-	$-	$-

Issuance of Common Stock -Founders for cash	5,000,000	500	1,500	-	2,000
Net loss				(1,800)	(1,800)
Balance at March 31, 2012 (Audited)	5,000,000	500	1,500	(1,800)	200
Shareholder forgiveness			3,600		3,600
Net loss				(3,816)	(3,816)
Balance at March 31, 2013 (Audited)	5,000,000	500	5,100	(5,616)	(16)
Net loss				(32)	(32)
Balance at September 30, 2013 (Unaudited)	5,000,000	500	5,100	(5,648)	(48)

The accompanying notes are an integral part of these condenced financial statements.

ACCELERATED ACQUISITIONS XIX, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six months ended September 30, 2013	For the six months ended September 30, 2012	Cumulative since February 6, 2012 (inception) to September 30, 2013
Operating Activities

Net loss	$(32)	$(2,400)	$(5,648)
Changes in Assets and Liabilities
Increase in accrued expenses due to founder	-	2,400	-
Net Cash used in operations	(32)	-	(5,648)

Financing Activities

Increase in Bank Overdraft	32		48
Issuance of Common Stock	-	-	2,000
Additional Paid in Capital	-	-	3,600
Net Cash provided by financing activities	-	-	5,648

Net increase in cash	-	-	-
Cash at the Beginning of the Period:	-	200	-
Cash at the End of the Period	$-	$200	$-

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

The accompanying interim financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Regulations S-K. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statement presentation. In the opinion of management, all adjustments for a fair statement of the results and operations and financial position for the interim periods presented have been included. All such adjustments are of a normal recurring nature. The financial information should be read in conjunction with the Financial Statements and notes thereto included in the Company’s Form 10-K Annual Report for the year ended March 31, 2013. The financial statements presented herein may not be indicative of the results of the Company for the year ending March 31, 2014.

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

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. The Company had no cash equivalents at September 30, 2013 and March 31, 2013.

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

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ (“ASC”) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company. Management has reviewed the aforementioned rules and releases and believes any effect will not have a material impact on the Company's present or future financial statements.

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

Based on the level of historical taxable losses and projections of future taxable income (losses) over the periods in which the deferred tax assets can be realized, management currently believes that it is more likely than not that the Company will not realize the benefits of these deductible differences. Accordingly, the Company has provided a valuation allowance against the gross deferred tax assets.

As of September 30, 2013 the Company had a net operating loss carryforward of approximately $5,648 which will begin expired in the tax year 2028.

Federal tax laws impose significant restrictions on the utilization of net operating loss carryforwards and research and development credits in the event of a change in ownership of the Company, as defined by the Internal Revenue Code Section 382. The Company’s net operating loss carryforwards and research and development credits may be subject to the above limitations.

The relevant FASB standard resulted in no adjustments to the Company’s liability for unrecognized tax benefits. As of the date of adoption and as of September 30, 2013 there were no unrecognizable tax benefits. Accordingly, a tabular reconciliation from beginning to ending periods is not provided. The Company will classify any future interest and penalties as a component of income tax expense if incurred. To date, there have been no interest or penalties charged or accrued in relation to unrecognized tax benefits. The Company is subject to federal and state examinations for the year 2012 forward. There are no tax examinations currently in progress.

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

Results of Operations

For the three months ending September 30, 2013 the Company had no revenues and incurred no general and administrative expenses and for the six months ending September 30, 2013 incurred $32 of general and administrative expenses.

For the period from inception (February 6, 2012) through September 30, 2013, the Company had no activities that produced revenues from operations and had a net loss of $5,568, due to legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company and the filing of the Company’s Registration Statement on Form 10 filed in February 2012 and other SEC-related compliance matters.

Liquidity and Capital Resources

For the three months ending September 30, 2013 the Company had no revenues and incurred no general and administrative expenses and for the six months ending Septemebr 30, 2012 incurred $ 2,400 of general and administrative expenses.

For the period from inception (February 6, 2012) through September30, 2013, the Company had no activities that produced revenues from operations and had a net loss of $5,648, due to legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company and the filing of the Company’s Registration Statement on Form 10 filed in February 2012 and other SEC-related compliance matters.

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

For the Cumulative Period from Inception (February 6, 2012) through September 30, 2013

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

Changes in Internal Control Over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the fiscal quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended  September 30, 2013.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.

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

Dated: November 14, 2013
ACCELERATED ACQUISITIONS XIX, INC.

	By:	/s/ Timothy J. Neher
Timothy J. Neher
President/ CEO

EXHIBIT INDEX

Exhibit No.	Description

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.

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