Form 10-Q
period 2013-12-31
ACCELERATED ACQUISITIONS XIX
filed 2014-02-14
CIK 1542624

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______

Commission file number 000-54611

ACCELERATED ACQUISITIONS XIX, INC.
(Exact name of registrant as specified in its charter)

Delaware	45-4511038
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

951 Mariners Island Boulevard, Suite 300
San Mateo, California 94404
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

Indicate the number of shares outstanding of each of the issuer’s classes of the common stock, as of the latest practicable date: Common Stock, $0.0001 par value: 5,000,000 shares outstanding as of February 13, 2014.

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Condensed Financial Statements (unaudited):	3

	Condensed Balance Sheets as of December 31, 2013 (unaudited) and March 31, 2013 (audited)	3

	Condensed Statements of Operations for the three and nine months ended December 31, 2013 and 2012 and for the period from inception (February 6, 2012) through December 31, 2013 (unaudited)	4

	Condensed Statements of Changes in Stockholders’ Deficit	5

	Condensed Statements of Cash Flows for the nine months ended December 31, 2013 and 2012 and for the period from inception (February 6, 2012) through December 31, 2013 (unaudited)	6

	Notes to Condensed Financial Statements (unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11

Item 4T	Controls and Procedures	12

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	12

Item 1A	Risk Factors	12

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3.	Defaults Upon Senior Securities	12

Item 4.	(Reserved and Removed)	12

Item 5.	Other Information	12

Item 6.	Exhibits	13

	Signatures	14

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACCELERATED ACQUISITIONS XIX, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS

	December 31, 2013	March 31, 2013
	(Unaudited)	(Audited)
ASSETS

Cash	$—	$—

Total Assets	$—	$—

LIABILITIES AND SHAREHOLDER'S DEFICIT

Bank Overdraft	$48	$16

Total Liabilities	48	16

Shareholders' Deficit:

Preferred Stock, 10,000,000 shares authorized (par value $.0001) and no shares issued and outstanding	—	—
Common Stock, 100,000,000 shares authorized ( par value $.0001) and 5,000,000 shares issued and outstanding	500	500
Additional paid in capital	5,100	5,100
Accumulated Deficit	(5,648)	(5,616)

Total Shareholders' deficit	(48)	(16)
Total Liabilities and Shareholders' Deficit	$-	$-

The accompanying notes are an integral part of these condenced financial statements.

ACCELERATED ACQUISITIONS XIX, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

					Inception
					(February 6, 2012) through
	Three months ended		Nine months ended		December 31,
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012	2013 (Cumulative)

Revenues	$—	$—	$—	$—	$—

Operating expenses
General and administrative	—	$1,368	$32	$3,768	$5,648

Net loss	—	$(1,368)	$(32)	$(3,768)	(5,648)

Basic and diluted net loss per share	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average common shares issued and outstanding	5,000,000	5,000,000	5,000,000	5,000,000

The accompanying notes are an integral part of these condenced financial statements.

ACCELERATED ACQUISITIONS XIX, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Common Stock			Accumulated
	Shares	Amount	APIC	Deficit	Total
Balance Prior to Inception	—	$—	$—	$—	$—

Issuance of Common Stock -Founders for cash	5,000,000	500	1,500	-	2,000
Net loss				(1,800)	(1,800)
Balance at March 31, 2012 (Audited)	5,000,000	500	1,500	(1,800)	200
Shareholder forgiveness			3,600		3,600
Net loss				(3,816)	(3,816)
Balance at March 31, 2013 (Audited)	5,000,000	500	5,100	(5,616)	(16)
Net loss				(32)	(32)
Balance at December 31, 2013 (Unaudited)	5,000,000	500	5,100	(5,648)	(48)

The accompanying notes are an integral part of these condenced financial statements.

ACCELERATED ACQUISITIONS XIX, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended December 31, 2013	For the nine months ended December 31, 2012	Cumulative since February 6, 2012 (inception) to December 31, 2013
Operating Activities

Net loss	$(32)	$(3,768)	$(5,648)
Changes in Assets and Liabilities
Increase in accrued expenses due to founder	-	3,600	-
Net Cash used in operations	(32)	(168)	(5,648)

Financing Activities

Increase in Bank Overdraft	32		48
Issuance of Common Stock	-	-	2,000
Additional Paid in Capital	-	-	3,600
Net Cash provided by financing activities	-	-	5,648

Net increase (decrease) in cash	-	(168)	-
Cash at the Beginning of the Period:	-	200	-
Cash at the End of the Period	$-	$32	$-

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

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. The Company had no cash equivalents at December 31, 2013 and March 31, 2013.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

At inception, the Company issued 5,000,000 shares of restricted common stock to the majority shareholder for initial funding, in the amount of $2,000.

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

As of December 31, 2013 the Company had a net operating loss carryforward of approximately $5,648 which will begin expired in the tax year 2028.

Federal tax laws impose significant restrictions on the utilization of net operating loss carryforwards and research and development credits in the event of a change in ownership of the Company, as defined by the Internal Revenue Code Section 382. The Company’s net operating loss carryforwards and research and development credits may be subject to the above limitations.

The relevant FASB standard resulted in no adjustments to the Company’s liability for unrecognized tax benefits. As of the date of adoption and as of December 31, 2013 there were no unrecognizable tax benefits. Accordingly, a tabular reconciliation from beginning to ending periods is not provided. The Company will classify any future interest and penalties as a component of income tax expense if incurred. To date, there have been no interest or penalties charged or accrued in relation to unrecognized tax benefits. The Company is subject to federal and state examinations for the year 2012 forward. There are no tax examinations currently in progress.

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

Results of Operations

For the three months ending December 31, 2013 the Company had no revenues and incurred no general and administrative expenses and for the nine months ending December 31, 2013 incurred $ 32 of general and administrative expenses.

For the period from inception (February 6, 2012) through December 31, 2013, the Company had no activities that produced revenues from operations and had a net loss of $5,648, due to legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company and the filing of the Company’s Registration Statement on Form 10 filed in February 2012 and other SEC-related compliance matters.

Liquidity and Capital Resources

For the three months ending December 31, 2013 the Company had no revenues and incurred no general and administrative expenses and for the nine months ending December 31, 2012 incurred $ 2,400 of general and administrative expenses.

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

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

For the Cumulative Period from Inception (February 6, 2012) through December 31, 2013

Operating activities	$(5,648)
Investing activities	—
Financing activities	$5,648

Net effect on cash	$—

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

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2013. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the fiscal quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended  December 31, 2013.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2013.

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

Dated: February 13, 2014
ACCELERATED ACQUISITIONS XIX, INC.

	By:	/s/ Timothy J. Neher
Timothy J. Neher
President/ CEO

EXHIBIT INDEX

Exhibit No.	Description

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2013.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2013.

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