Form 10-K
period 2014-03-31
ACCELERATED ACQUISITIONS XIX
filed 2014-07-01
CIK 1542624

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2014

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

ACCELERATED ACQUISITIONS XIX, INC.
(Exact name of registrant as specified in its charter)

Delaware	45-4511038
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

951 Mariners Island Blvd., Suite 300, Sam Mateo, California 94404
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

As of June 28, 2014 , there were no non-affiliate holders of common stock of the Company.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of June 28, 2014 there were 5,000,000 shares of common stock, par value $.0001, outstanding.

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

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $.0001 per share (the “Common Stock”).  The Common Stock is not listed on a publicly-traded market.  As of March 31, 2014, there was 1 holder of record of the Common Stock.

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

Results of Operations

For the three months ending March 31, 2014 the Company had no revenues and incurred no general and administrative expenses and for the year ended March 31, 2014 we incurred $782 of general and administrative expenses.

For the period from inception (February 6, 2012) through March 31, 2014, the Company had no activities that produced revenues from operations and had a net loss of $6,398, due to legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company and the filing of the Company’s Registration Statement on Form 10 filed in February 2012 and other SEC-related compliance matters.

Liquidity and Capital Resources

For the three months ending March 31, 2013 the Company had no revenues and incurred no general and administrative expenses and for the year ended March 31, 2014 incurred $782 of general and administrative expenses.

For the period from inception (February 6, 2012) through March 31, 2014, the Company had no activities that produced revenues from operations and had a net loss of $6,398, due to legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company and the filing of the Company’s Registration Statement on Form 10 filed in February 2012 and other SEC-related compliance matters.

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

For the Cumulative Period from Inception (February 6, 2012) through March 31, 2014:

Operating activities	$(5,600)
Investing activities	—
Financing activities	$5,600

Net effect on cash	$-

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

ACCELERATED ACQUISITIONS XIX, INC.
A DEVELOPMENT STAGE COMPANY
March 31, 2013

TABLE OF CONTENTS

Page(s)

Report of Independent Registered Public Accounting firm	1

Financial Statements:

Balance Sheets as of March 31, 2014 and 2013	2

Statements of Operations for the years ended March 31, 2014 and 2013 and for the Period From Inception (February 6, 2012) to March 31, 2014	3

Statement of Stockholder’s Deficit for the Period from
Inception (February 6, 2012) through March 31, 2014	4

Statements of Cash Flows for the years ended March 31, 2014 and 2013 and for the Period from Inception (February 6, 2012) to March 31, 2014	5

Notes to Financial Statements	6 to 10

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Accelerated Acquisitions XIX, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Accelerated Acquisitions XIX, Inc. (a development stage company) as of March 31, 2014 and March 31, 2013 and the related statements of operations, stockholder's deificit and cash flows for years then ended and for the period from inception (February 6, 2012) to March 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as, evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Accelerated Acquisitions XIX, Inc. (a development stage company) as of March 31, 2014 and March 31, 2013 and the results of its operations and its cash flows for the years then ended and for the period from inception (February 6, 2012) to March 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred a loss of $6,398 since inception, has a net accumulated deficit and may be unable to raise further equity. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia LLP

Newport Beach, CA
June 30, 2014

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Accelerated Acquisitions XIX Inc.
( A Development Stage Company)
Balance Sheets

	March 31,	March 31,
	2014	2013

ASSETS
Current assets:
Cash	$-	$-

Total Assets	$-	$-

LIABILITIES AND SHAREHOLDERS’DEFICIT
Current liabilities:
Bank overdraft	$48	$16
Accrued Expense	750	-

Total liabilities	798	16

Shareholders’ Deficit:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 5,000,000 shares issued and outstanding	500	500
Additional paid-in capital	5,100	5,100
Accumulated deficit	(6,398)	(5,616)

Total Shareholders’ Deficit	(798)	(16)

Total Liabilities and Shareholders’ Deficit	$-	$-

The accompanying notes are an integral part of these financial statements.

Accelerated Acquisitions XIX, Inc.
( A Development Stage Company)
Statements of Operations

	Year ended March 31, 2014	Year ended March 31, 2013	Inception (February 6, 2012) through March 31, 2014 (Cumulative)

Revenues	$-	$-	$-

Operating expenses
General and administrative	782	3,816	6,398

Net loss	$(782)	$(3,816)	$(6,398)

Basic and diluted net loss per share	(0.00)	(0.00)

Weighted Average Common Share Outstanding – basic and diluted	5,000,000	5,000,000

The accompanying notes are an integral part of these financial statements.

Accelerated Acquisitions XIX, Inc.
( A Development Stage Company)
Statement of Changes in Shareholders' Deficit

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance Prior to Inception	-	$-	$-	$-	$-

Issuance of Common Stock -Founders for cash	5,000,000	500	1,500	-	2,000
Net loss				(1,800)	(1,800)
Balance at March 31, 2012	5,000,000	500	1,500	(1,800)	200
Shareholder forgiveness			3,600		3,600
Net loss				(3,816)	(3,816)
Balance at March 31, 2013	5,000,000	500	5,100	(5,616)	(16)
Net loss				(782)	(782)
Balance at March 31, 2014	5,000,000	500	5,100	(6,398)	(798)

The accompanying notes are an integral part of these financial statements.

Accelerated Acquisitions XIX, Inc.
( A Development Stage Company)
Statements of Cash Flows

	For the year ended March 31, 2014	For the year ended March 31, 2013	Cumulative since February 6, 2012 (inception) to March 31, 2014
Operating Activities

Net loss	$(782)	$(3,816)	$(6,398)
Changes in Assets and Liabilities
Increase in accrued expenses	750	-	750
Increase in bank overdraft	32	16	48
Net Cash used in operations	-	(3,800)	(5,600)

Financing Activities

Issuance of Common Stock	-		2,000
Additional Paid in Capital	-	3,600	3,600
Net Cash provided by financing activities	-	3,600	5,600

Net decrease in cash	-	(200)	-
Cash at the Beginning of the Period	-	200	-
Cash at the End of the Period	$-	$-	$-

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

The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”).

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

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at March 31, 2013 and March 31, 2014.

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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has no cash, a deficit accumulated during the development stage, used cash from operations since its inception, and has negative working capital at March 31, 2014. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s ability to continue as a going concern is also dependent on its ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances; however there is no assurance of additional funding being available. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

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

ACCELERATED ACQUISITIONS XIX, INC
(A Development Stage Company)
Notes to Financial Statements

NOTE 3 - RELATED PARTY TRANSACTIONS (continued)

The majority shareholder has advanced funds, as necessary. These advances are considered temporary in nature and are payable on demand. There is no formal document describing the terms of this arrangement (maturity date and interest rates). During the year ended March 31, 2013, the shareholder forgave $3,600 the full debt of the Company.

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

As of March 31, 2014 the Company had a net operating loss carryforward of approximately $6,398  which will begin expired in the tax year 2028.

Federal tax laws impose significant restrictions on the utilization of net operating loss carryforwards and research and development credits in the event of a change in ownership of the Company, as defined by the Internal Revenue Code Section 382. The Company’s net operating loss carryforwards and research and development credits may be subject to the above limitations.

The relevant FASB standard resulted in no adjustments to the Company’s liability for unrecognized tax benefits. As of the date of adoption and as of March 31, 2014 there were no unrecognizable tax benefits. Accordingly, a tabular reconciliation from beginning to ending periods is not provided. The Company will classify any future interest and penalties as a component of income tax expense if incurred. To date, there have been no interest or penalties charged or accrued in relation to unrecognized tax benefits. The Company is subject to federal and state examinations for the year 2012 forward. There are no tax examinations currently in progress.

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

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended March 31, 2014, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

None.

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

(a)  Identification of Directors and Executive Officers.  The following table sets forth certain information regarding the Company’s sole officer and directors.

Name	Age	Positions

Timothy J. Neher	48	CEO, Chairman, President, Secretary

Timothy J. Neher
Founder, President, Secretary, Treasurer and sole director of the Company from its founding in February through April 22, 2014 when Mr. Neher resigned his positions. Mr. Neher is the founding partner of Accelerated Venture Partners, LLC, a private venture capital firm based in Foster City, California, and has over 15 years of experience in connection with the provision of debt and equity financing, mergers and public offering transactions. Timothy is the acting Chief Financial Officer, Treasurer and a Director of Mikojo, Inc. a public reporting company since 2009. Mr. Neher is also Director of Pinpointed Solutions Inc. a private company since 2008, Director of Ipaypod Inc., a private company since 2007 and Director of Internet Card Present, Inc., a private company since 2007. He is also the President, Secretary and sole director of following public reporting companies: Accelerated Acquisitions. XVII, XIX, XXII and director of Virolab a public reporting company since May of 2010. Prior to founding Accelerated Venture Partners, Internet Card Present Industries, Pinpointed Solutions and Ipaypod, Timothy was Chairman and Chief Executive Officer of Wherify Wireless, a private to public company from 1999 to 2007. Other past experience includes roles as VP of Marketing & Sales for CTH Consumer Plastics and VP of Operations for Windy City Product Development.

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

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended March 31, 2014 and written representations that no other reports were required, the Company believes that no person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal years.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)           The following table sets forth, as of March 31, 2014, the number of shares of common stock owned of record and beneficially by executive officers, directors and persons who beneficially own more than 5% of the outstanding shares of common stock of the Company.

Name and Address	Number of Shares	Percentage Owned

Accelerated Venture Partners, LLC
1840 Gateway Drive, Suite 200
Foster City CA, 94404 (3)	5,000,000	100%

(1) This table is based upon 5,000,000 shares issued and outstanding as of March 31, 2014.

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

Item 14.  Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed by Peter Messineo, CPA our prior auditor, for professional services rendered for the audit of our annual financial statement and limited review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings were $2,000 for the period from February 6, 2012 (Inception) to March 31, 2014.  Anton & Chia LLP was elected as our auditor in December 2012 for the our Form 10-K, estimated costs will be $1,250 for our year end,

Audit-Related Fees

There were no fees billed or to be filled by Messineo for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the period from February 6, 2012 (Inception) to March 31, 2014.

Tax Fees

There were no fees billed or to be filled by Messineo for professional services for tax compliance, tax advice, and tax planning or the period from February 6, 2012 (Inception) to March 31, 2014.

All Other Fees

There were no fees billed or to be billed by Messineo for other products and services for the period from February 6, 2012 (Inception) to March 31, 2014.

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

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2014

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

Dated: June 30, 2014	ACCELERATED ACQUISITIONS XIX, INC.

	By:	/s/ Timothy Neher
Timothy Neher
President and Director
Chief Executive Officer
Principal Executive Officer

Dated: June 30, 2014	By:	/s/ Timothy Neher
Timothy Neher
Principal Financial Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Timothy Neher	President and Sole Director	June 30, 2014
Timothy Neher	Chief Executive Officer