Form 10-Q
period 2014-06-30
ACCELERATED ACQUISITIONS XIX
filed 2014-08-14
CIK 1542624

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
4For the quarterly period ended June 30, 2013

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

TABLE OF CONTENTS

		Page(s)
PART I – FINANCIAL INFORMATION:

Item 1.	Condensed Financial Statements (unaudited):	3

	Condensed Balance Sheets as of June 30, 2014 (unaudited) and March 31, 2014 (audited)	3

	Condensed Statements of Operations for the three month ended June 30, 2014 and period from inception (February 6, 2012) through June 30, 2014 (unaudited)	4

	Statements of Shareholders' Equity (Deficit)	5

	Condensed Statements of Cash Flows for the three months ended June 30, 2014 and period from inception (February 6, 2012) through June 30, 2014 (unaudited)	6

	Notes to Condensed Financial Statements (unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11

Item 4T	Controls and Procedures	12

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	12

Item 1A	Risk Factors	12

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3.	Defaults Upon Senior Securities	12

Item 4.	(Reserved and Removed)	12

Item 5.	Other Information	12

Item 6.	Exhibits	13

	Signatures	14

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACCELERATED ACQUISITIONS XIX, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS

	June 30,	March 31,
	2014	2014
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$-	$-

Total Assets	$-	$-

LIABILITIES AND SHAREHOLDERS’DEFICIT
Current liabilities:
Account Payable	1,625	1,625
Bank overdraft	$48	$48
Accrued Expense	750	750

Total liabilities	2,423	798

Shareholders’ Deficit:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 5,000,000 shares issued and outstanding	500	500
Additional paid-in capital	5,100	5,100
Accumulated deficit	(8,023)	(6,398)

Total Shareholders’ Deficit	(2,423)	(798)

Total Liabilities and Shareholders’ Deficit	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACCELERATED ACQUISITIONS XIX, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30, 2014	For the Three Months Ended June 30, 2013

Revenue	$-	$-

Operating Expenses:
General and Administrative	1,625	32

Net Loss	(1,625)	(32))

Net loss per share ( basic and diluted)	$(0.00)	$(0.00)
Weighted Average Common Shares (basic and diluted)	5,000,000	5,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACCELERATED ACQUISITIONS XIX, INC.
CONDENSED STATEMENTS OF SHAREHOLDERS’ DEFICIT

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance Prior to Inception	-	$-	$-	$-	$-

Issuance of Common Stock -Founders for cash	5,000,000	500	1,500	-	2,000
Net loss				(1,800)	(1,800)
Balance at March 31, 2012	5,000,000	500	1,500	(1,800)	200
Shareholder forgiveness			3,600		3,600
Net loss				(3,816)	(3,816)
Balance at March 31, 2013	5,000,000	500	5,100	(5,616)	(16)
Net loss				(782)	(782)
Balance at March 31, 2014	5,000,000	500	5,100	(6,398)	(798)
Net loss, comprehensive loss	5,000,000	500	5,100	(1,625)	3,975
Balance at June 30, 2014	5,000,000	500	5,100	(8,023)	(2,423)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACCELERATED ACQUISITIONS XIX, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended June 30, 2014	For the three months ended June 30, 2013	Cumulative since February 6, 2012 (inception) to June 30, 2014
Operating Activities

Net loss	$(1625)	$(32)	$(8023)
Changes in Assets and Liabilities
Account Payable	1625	-	-
Increase in accrued expenses due to founder	-	(32)	750
Net Cash used in operations	-		48
	-	-	(5,600)
Financing Activities

Increase in Bank Overdraft	-	32	-
Issuance of Common Stock	-	-	2,000
Additional Paid in Capital	-	-	3,600
Net Cash provided by financing activities	-	32	5,600

Net increase (decrease) in cash	-	-	-
Cash at the Beginning of the Period:	-	-	-
Cash at the End of the Period	$-	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACCELERATED ACQUISITIONS XIX, INC.
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

The accompanying interim financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Regulations S-K. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statement presentation. In the opinion of management, all adjustments for a fair statement of the results and operations and financial position for the interim periods presented have been included. All such adjustments are of a normal recurring nature. The financial information should be read in conjunction with the Financial Statements and notes thereto included in the Company’s Form 10-K Annual Report for the year ended March 31, 2014. The financial statements presented herein may not be indicative of the results of the Company for the year ending March 31, 2015.

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

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. The Company had no cash equivalents at June 30, 2014 and March 31, 2014.

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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage, used cash from operations since its inception, and has negative working capital atJune 30, 2014. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s ability to continue as a going concern is also dependent on its ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances; however there is no assurance of additional funding being available. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

ACCELERATED ACQUISITIONS XIX, INC.
Notes to Condensed Financial Statements
(unaudited)

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

The majority shareholder has advanced funds, as necessary. These advances are considered temporary in nature and are payable on demand. There is no formal document describing the terms of this arrangement (maturity date and interest rates). As of June 30, 2014, the shareholder forgave $3,600 the full debt of the Company.

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

As of June 30, 2014 the Company had a net operating loss carry forward of approximately $6,398 which will begin expired in the tax year 2028.

Federal tax laws impose significant restrictions on the utilization of net operating loss carry forwards and research and development credits in the event of a change in ownership of the Company, as defined by the Internal Revenue Code Section 382. The Company’s net operating loss carry forwards and research and development credits may be subject to the above limitations.

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

Results of Operations

For the three months ending June 30, 2014 the Company had no revenues and incurred no general and administrative expenses.

For the period from inception (February 6, 2012) through June 30, 2014, the Company had no activities that produced revenues from operations and had a cumulative net loss of $6,398, due to legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company and the filing of the Company’s Registration Statement on Form 10 filed in February 2012 and other SEC-related compliance matters.

Liquidity and Capital Resources

For the three months ending June 30, 2014 the Company had no revenues and incurred no general and administrative expenses.

For the period from inception (February 6, 2012) through June 30, 2014 the Company had no activities that produced revenues from operations and had a cumulative net loss of $6,398 due to legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company and the filing of the Company’s Registration Statement on Form 10 filed in February 2012 and other SEC-related compliance matters.

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

For the Cumulative Period from Inception (February 6, 2012) through June 30, 2014

Operating activities	$(5,600)
Investing activities	—
Financing activities	$5600

Net effect on cash	$—

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

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2014. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the fiscal quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended  June 30, 2014.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

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

Dated: August 14, 2014
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