Form 10-Q/A
period 2014-06-30
ACCELERATED ACQUISITIONS XIX
filed 2014-08-18
CIK 1542624

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Amendment No. 1)
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

EXPLANATORY NOTE

On August 14, 2014 the Company filed its quarterly report on Form 10Q for the quarter ended June 30, 2014 with the United States Securities and Exchange Commission. Due to a miscommunication, the filing was completed without the consent of the Company’s independent public accountants who had not at that time completed their review of the financial statements included in the quarterly report on Form 10-Q using professional standards and procedures conducted for such reviews, as established by generally accepted auditing standards. The Company’s independent public accountants have now completed their review of the financial statements and have consented to the filing of this Form 10-Q/A.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACCELERATED ACQUISITIONS XIX, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS

	June 30,	March 31,
	2014	2014
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$-	$-

Total Assets	$-	$-

LIABILITIES AND SHAREHOLDERS’DEFICIT
Current liabilities:
Account Payable	1,625	-
Bank overdraft	$48	$48
Accrued Expense	750	750

Total liabilities	2,423	798

Shareholders’ Deficit:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 5,000,000 shares issued and outstanding	500	500
Additional paid-in capital	5,100	5,100
Accumulated deficit	(8,023)	(6,398)

Total Shareholders’ Deficit	(2,423)	(798)

Total Liabilities and Shareholders’ Deficit	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACCELERATED ACQUISITIONS XIX, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30, 2014	For the Three Months Ended June 30, 2013

Revenue	$-	$-

Operating Expenses:
General and Administrative	1,625	32

Net Loss	(1,625)	(32)

Net loss per share ( basic and diluted)	$(0.00)	$(0.00)
Weighted Average Common Shares (basic and diluted)	5,000,000	5,000,000

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

ACCELERATED ACQUISITIONS XIX, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended June 30, 2014	For the three months ended June 30, 2013
Operating Activities

Net loss	$(1625)	$(32)
Changes in Assets and Liabilities
Account Payable	1625	-
Increase in accrued expenses due to founder	-	(32)
Net Cash used in operations	-
	-	-
Financing Activities

Increase in Bank Overdraft	-	32
Issuance of Common Stock	-	-
Additional Paid in Capital	-	-
Net Cash provided by financing activities	-	32

Net increase (decrease) in cash	-	-
Cash at the Beginning of the Period:	-	-
Cash at the End of the Period	$-	$-

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

On June 10, 2014, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2014-10, Development Stage Entities (Topic 915) – Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation, which eliminates the concept of a development stage entity (DSE) its entirety from current accounting guidance. We have elected early adoption of this standard, which eliminates the designation of DSEs and the requirement to disclose results of operations and cash flows since inception.

We have evaluated the recent accounting pronouncements through ASU 2014-12 and believe that none of them will have a material effect on our financial statements.

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

Dated: August 15, 2014
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