Form 10-K/A
period 2014-03-31
ACCELERATED ACQUISITIONS XIX
filed 2015-01-05
CIK 1542624

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Amendment No. 1)

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

EXPLANATORY NOTE

The purpose of this Amendment No. 3 to the Company's Annual  Report on Form 10-K for the period ended September 31, 2013, filed with the Securities and Exchange Commission on December 30, 2014 (the "Form 10-K"), is to correct the disclosure in Item 9A(T). Item 9A(T) contained an erroneous reference to not including a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies. It is corrected with the amendment.  Also, Item 9A(T) is amended to disclose that the Company's internal controls were inadequate because the Company did not have the proper disclosure in this section of the filing as required by the SEC.

No other changes have been made to the Form 10-K, this Amendment No. 1 to the Form 10-K continues to speak as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

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

Item 9A(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of management, including our chief executive officer (our principal executive officer principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this annual report.

Based on this evaluation, our chief executive officer (our principal executive officer principal financial officer and principal accounting officer) concluded that as of March 31, 2014 our disclosure controls and procedures were not effective. Our procedures were designed to ensure that the information relating to our company required to be disclosed in our SEC reports is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our chief executive officer, as appropriate to allow for timely decisions regarding required disclosure. Management is currently evaluating the current disclosure controls and procedures in place to see where improvements can be made.

The determination that our disclosure of controls and procedures were not effective as of September 30, 2013 are a result of:

1.	Insufficient segregation of duties due to the limited size of our staff and budget; and

2.	No independent audit committee oversight of the company's external financial reporting and internal control over financial reporting; and

Continuing Remediation Efforts to address deficiencies in Company's Internal Control over Financial Reporting

Once the Company is engaged in a business of merit and has sufficient personnel available, then our Board of Directors, in particular and in connection with the aforementioned deficiencies, will establish the following remediation measures:

1.	Our Board of Directors will nominate an audit committee or a financial expert on our Board of Directors in the next fiscal year.

2.	We will appoint additional personnel to assist with the preparation of the Company's financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the fiscal quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s report on internal control over financial reporting pursuant to section 404 of the US Sarbanes-Oxley Act

The Board of Management of Accelerated Acquisitions XIX, Inc. (the Company) is responsible for establishing and maintaining an adequate system of internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the US Securities Exchange Act). Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with the United States Generally Accepted Accounting Principles (US GAAP) Standards.

Internal control over financial reporting includes maintaining records that, in reasonable detail, accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

The Board of Management conducted an assessment of the Company’s internal control over financial reporting based on the “Internal Control-Integrated Framework” established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 1992). Based on that assessment, the Board of Management concluded that, as of March 31, 2014, the Company’s internal control over financial reporting is considered not effective.

The effectiveness of the Company’s internal control over financial reporting as of March 31, 2014, has not been audited by Anton &Chia, LLP, an independent registered public accounting firm.

Board of Management

March 31, 2014

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

Dated: Jamuary 2, 2015	ACCELERATED ACQUISITIONS XIX, INC.

	By:	/s/ Timothy Neher
Timothy Neher
President and Director
Chief Executive Officer
Principal Executive Officer

Dated: Jamuary 2, 2015	By:	/s/ Timothy Neher
Timothy Neher
Principal Financial Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Timothy Neher	President and Sole Director	Jamuary 2, 2015
Timothy Neher	Chief Executive Officer