Form 10-Q/A
period 2014-06-30
ACCELERATED ACQUISITIONS XIX
filed 2015-01-05
CIK 1542624

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Amendment No. 2)
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

TABLE OF CONTENTS

		Page(s)
PART I – FINANCIAL INFORMATION:

Item 1.	Condensed Financial Statements (unaudited):	4

	Condensed Balance Sheets as of June 30, 2014 (unaudited) and March 31, 2014 (audited)	4

	Condensed Statements of Operations for the three month ended June 30, 2014 and period from inception (February 6, 2012) through June 30, 2014 (unaudited)	5

	Statements of Shareholders' Equity (Deficit)	6

	Condensed Statements of Cash Flows for the three months ended June 30, 2014 and period from inception (February 6, 2012) through June 30, 2014 (unaudited)	7

	Notes to Condensed Financial Statements (unaudited)	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4T	Controls and Procedures	13

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	13

Item 1A	Risk Factors	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3.	Defaults Upon Senior Securities	13

Item 4.	(Reserved and Removed)	13

Item 5.	Other Information	13

Item 6.	Exhibits	14

	Signatures	15

Independent Accountant's Report

We have reviewed the accompanying interim financial statements of Accelerated Acquisitions XIX, Inc. as of June 30, 2014 and 2013, and for the three-month periods then ended. These interim financial statements is the responsibility of the company's management.

We conducted our review in accordance with standards established by the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial information (statements) for it (them) to be in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred a loss of $8,023 since inception, has a net accumulated deficit and may be unable to raise further equity. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia LLP
Anton & Chia LLP
Newport Beach, CA

August 18, 2014

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

* Previously filed with the Form 10Q/A on August 18, 2014

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