Form 10-K/A
period 2014-03-31
ACCELERATED ACQUISITIONS XIX
filed 2015-01-21
CIK 1542624

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Amendment No. 2)

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

EXPLANATORY NOTE

The purpose of this Amendment No.  2 to the Company's Annual  Report on Form 10-K for the period ended March 31, 2014, filed with the Securities and Exchange Commission on July 1, 2014 (the "Form 10-K"), is to correct the disclosure in Item 9A(T). Item 9A(T) contained an erroneous reference to not including a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies. It is corrected with the amendment.  Also, Item 9A(T) is amended to disclose that the Company's internal controls were inadequate because the Company did not have the proper disclosure in this section of the filing as required by the SEC.

No other changes have been made to the Form 10-K, this Amendment No. 2 to the Form 10-K continues to speak as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

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

The determination that our disclosure of controls and procedures were not effective as of March 31, 2014 are a result of:

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

March 31, 2014.

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

Dated: Jamuary 21, 2015	ACCELERATED ACQUISITIONS XIX, INC.

	By:	/s/ Timothy Neher
Timothy Neher
President and Director
Chief Executive Officer
Principal Executive Officer

Dated: Jamuary 21, 2015	By:	/s/ Timothy Neher
Timothy Neher
Principal Financial Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Timothy Neher	President and Sole Director	Jamuary 21, 2015
Timothy Neher	Chief Executive Officer