Form 10-K
period 2015-03-31
ACCELERATED ACQUISITIONS XIX
filed 2016-07-19
CIK 1542624

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2015

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 000-54611

ACCELERATED ACQUISITIONS XIX, INC.
(Exact name of registrant as specified in its charter)

Delaware	45-4511038
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

951 Mariners Island Blvd., Suite 300, San Mateo, California 94404
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

As of March 31, 2015, there were no non-affiliate holders of common stock of the Company.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of July 14, 2016 there were 5,000,000 shares of common stock, par value $.0001, outstanding.

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

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $.0001 per share (the “Common Stock”).  The Common Stock is not listed on a publicly-traded market.  As of March 31, 2015, there was 1 holder of record of the Common Stock.

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

Recent Sales of Unregistered Securities

On February 6, 2012 the Registrant sold 5,000,000 shares of Common Stock to Accelerated Venture Partners, LLC for an aggregate investment of $2,000.00.  The Registrant sold these shares of Common Stock under the exemption from registration provided by Section 4(2) of the Securities Act.

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

Liquidity and Capital Resources

As of March 31, 2015 and 2014, the Company had a total of $0 and $0 in assets, respectively. The Company also had $2,375 and $798 current liabilities as of March 31, 2015 and 2014, respectively.

The following is a summary of the Company's cash flows provided by (used in) operating, and financing activities for the years ended March 31, 2015 and 2014:

	2015	2014
Net Cash Used In Operating Activities	$(1,625)	$(782)
Net Cash Provided By Financing Activities	1,625	782
Net Increase (Decrease) In Cash	$-	$-

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from February 6, 2012 (Inception) to March 31, 2014.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company's plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the year ended March 31, 2015, the Company had a net loss of $1,577, consisting of legal, accounting, audit, filing and other professional service fees incurred in relation to the filing of the Company's Registration Statement on Form 10 and Quarterly Reports on Form 10-Q.

For the year ended March 31, 2014, the Company had a net loss of $782, consisting of legal, accounting, audit, filing and other professional service fees incurred in relation to the filing Quarterly Reports on Form 10-Q.

Off-Balance Sheet Arrangements

                The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

                As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

                As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 8.  Financial Statements and Supplementary Data.

                Audited financial statements begin on the following page of this report.

ACCELERATED ACQUISITIONS XIX, INC.
A DEVELOPMENT STAGE COMPANY
March 31, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Accelerated Acquisitions XIX, Inc.

We have audited the accompanying balance sheets of Accelerated Acquisitions XIX, Inc. as of March 31, 2015 and 2014 and the related statement of operations, stockholder's equity and cash flows for the years ended March 31, 2015 and 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Accelerated Acquisitions XIX, Inc. as of March 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred a loss since inception, had a net accumulated deficit and may be unable to raise further equity. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Ankit Consulting Services, Inc.

July 16, 2016

ITEM 1. FINANCIAL STATEMENTS

ACCELERATED ACQUISITIONS XIX, INC.
BALANCE SHEETS

	March 31,	March 31,
	2015	2014
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$-	$-

Total Assets	$-	$-

LIABILITIES AND SHAREHOLDERS'DEFICIT
Current liabilities:
Related Party Payable	$2,375	$-
Bank overdraft	-	48
Accrued Expense	-	750

Total liabilities	2,375	798

Shareholders' Deficit:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; none issued or outstanding at March 31, 2015 and March 31, 2014	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 5,000,000 shares issued and outstanding at March 31, 2015 and March 31, 2014	500	500
Additional paid-in capital	5,100	5,100
Accumulated deficit	(7,975)	(6,398)

Total Shareholders' Deficit	(2,375)	(798)

Total Liabilities and Shareholders' Deficit	$-	$-

The accompanying notes are an integral part of these financial statements.

ACCELERATED ACQUISITIONS XIX, INC.
STATEMENTS OF OPERATIONS

	Year ended March 31,
	2015	2014

Revenues	$-	$-

Operating expenses:
General and administrative	1,625	782

Operating loss	1,625	782

Loss from Operations	(1,625)
Other Income:
Gain on settlement of debt	48
Net loss	$(1,577)	$(782)

Basic and diluted net loss per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - Basic and diluted	5,000,000	5,000,000

The accompanying notes are an integral part of these financial statements.

ACCELERATED ACQUISITIONS XIX, INC.
STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY (DEFICIT)

FOR THE YEARS ENDED MARCH 31, 2015 AND 2014

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Beginning Balance at March 31, 2013	5,000,000	500	5,100	(5,616)	(16)
Net loss				(782)	(782)
Balance at March 31, 2014	5,000,000	500	5,100	(6,398)	(798)
Net loss				(1,577)	(1,577)
Balance at March 31, 2015	5,000,000	500	5,100	(7,975)	(2,375)

The accompanying notes are an integral part of these financial statements.

ACCELERATED ACQUISITIONS XIX, INC.
STATEMENTS OF CASH FLOW

	Year ended
	March 31,
	2015	2014
OPERATING ACTIVITIES:
Net loss	$(1,577)	$(782)
Adjustments to reconcile net loss to net cash
used in operating activities:
Change in bank overdraft	-	32
Gain on settlement of debt
Accounts payable	(48)	(750)
Net cash used in operations	(1,625)
FINANCING ACTIVITIES:
Monies raised from loan payables- related party	1,625	-
Net cash provided by financing activities	1,625	-
Net increase (decrease) in cash	-	-
Cash at beginning of period	-	-

Cash at end of period	$-	$-

The accompanying notes are an integral part of these financial statements.

ACCELERATED ACQUISITIONS XIX, INC
Notes to Financial Statements

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a)	Organization and Business:
                Accelerated Acquisitions XIX, Inc. ("the Company") was incorporated in the state of Delaware on February 6, 2012 for the purpose of raising capital that is intended to be used in connection with its business plan which may include a possible merger, acquisition or other business combination with an operating business.

               The Company is currently in the development stage. All activities of the Company to date relate to its organization, initial funding and share issuances.

(b)	Basis of Presentation:
                The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").

(c)	Use of Estimates:
                The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the financial statements in the period they are determined.

(d)	Cash and Cash Equivalents
                For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  The Company had no cash at March 31, 2015 and 2014, respectively.

(e)	Loss Per Common Share
                Basic loss per share is calculated using the weighted-average number of common shares outstanding during each reporting period. Diluted per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period.  The Company has incurred a loss during the current period; therefore any potentially dilutive shares are excluded, as they would be anti-dilutive. The Company does not have any potentially dilutive instruments for this reporting period.

ACCELERATED ACQUISITIONS XIX, INC
Notes to Financial Statements

 NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (continued)

(f)	Fair Value of Financial Instruments
The Company applies the provisions of ASC 820-10, "Fair Value Measurements and Disclosures." ASC 820-10 defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. For certain financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable and short-term debt, the carrying amounts approximate fair value due to their relatively short maturities. The carrying amounts of the long-term debt approximate their fair values based on current interest rates for instruments with similar characteristics.

The three levels of valuation hierarchy are defined as follows:

Level 1:	Valuations consist of unadjusted quoted prices in active markets for identical assets and liabilities and has the highest priority;

Level 2:	Valuations rely on quoted prices in markets that are not active or observable inputs over the full term of the asset or liability;

Level 3:
Valuations are based on prices or third party or internal valuation models that require inputs that are significant to the fair value measurement and are less observable and thus have the lowest priority.

NOTE 2	-	GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company had an accumulated deficit and had no working capital at March 31, 2015. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company's ability to continue as a going concern is also dependent on its ability to find a suitable target company and enter into a possible reverse merger with such company. Management's plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances; however there is no assurance of additional funding being available. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

ACCELERATED ACQUISITIONS XIX, INC
Notes to Financial Statements

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

The majority shareholder has advanced funds, as necessary. These advances are considered temporary in nature and are payable on demand. There is no formal document describing the terms of this arrangement (maturity date and interest rates). For the year ended March 31, 2013, the shareholder forgave $3,600 the full debt of the Company. As of March 31, 2015, the Company owes $2,625 to the majority shareholder for the expenses incurred by the majority shareholder on behalf of the Company.

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

As of March 31, 2015 the Company had a net operating loss carry forward of approximately $7,975 which will begin to expire in the tax year 2028.

Federal tax laws impose significant restrictions on the utilization of net operating loss carry forwards and research and development credits in the event of a change in ownership of the Company, as defined by the Internal Revenue Code Section 382. The Company's net operating loss carry forwards and research and development credits may be subject to the above limitations.

The relevant FASB standard resulted in no adjustments to the Company's liability for unrecognized tax benefits. As of the date of adoption and as of March 31, 2015 there were no unrecognizable tax benefits. Accordingly, a tabular reconciliation from beginning to ending periods is not provided. The Company will classify any future interest and penalties as a component of income tax expense if incurred. To date, there have been no interest or penalties charged or accrued in relation to unrecognized tax benefits. The Company is subject to federal and state examinations for the year 2012 forward. There are no tax examinations currently in progress.

ACCELERATED ACQUISITIONS XIX, INC
Notes to Financial Statements

NOTE 5	-	RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In August 2015, the FASB deferred the effective date of the new revenue standard by one year, which will make it effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

In June 2014, the FASB issued Accounting Standards Update No. 2014-12, Compensation — Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force) (ASU 2014-12). The guidance applies to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. For all entities, the amendments in this update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The effective date is the same for both public business entities and all other entities. The Company is currently evaluating the impact of adopting ASU 2014-12 on the Company's results of operations or financial condition.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern (ASU 2014-15). The guidance in ASU 2014-15 sets forth management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern as well as required disclosures. ASU 2014-15 indicates that, when preparing financial statements for interim and annual financial statements, management should evaluate whether conditions or events, in the aggregate, raise substantial doubt about the entity's ability to continue as a going concern for one year from the date the financial statements are issued or are available to be issued. This evaluation should include consideration of conditions and events that are either known or are reasonably knowable at the date the financial statements are issued or are available to be issued, as well as whether it is probable that management's plans to address the substantial doubt will be implemented and, if so, whether it is probable that the plans will alleviate the substantial doubt. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods and annual periods thereafter. Early application is permitted. The Company is currently evaluating the impact of adopting ASU 2014-15 on the Company's results of operations or financial condition.

In January 2015, the FASB issued Accounting Standards Update No. 2015-01, Income Statement – Extraordinary and Unusual items (Subtopic 225-20), Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (ASU 2015-01). The amendment eliminates from U.S. GAAP the concept of extraordinary items. This guidance is effective for the Company in the first quarter of fiscal 2017. Early adoption is permitted and allows the Company to apply the amendment prospectively or retrospectively. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

ACCELERATED ACQUISITIONS XIX, INC
Notes to Financial Statements

NOTE 5	-	RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

In February 2015, FASB issued ASU No. 2015-02, (Topic 810): Amendments to the Consolidation Analysis. ASU No. 2015-02 provides amendments to respond to stakeholders' concerns about the current accounting for consolidation of certain legal entities. Stakeholders expressed concerns that GAAP might require a reporting entity to consolidate another legal entity in situations in which the reporting entity's contractual rights do not give it the ability to act primarily on its own behalf, the reporting entity does not hold a majority of the legal entity's voting rights, or the reporting entity is not exposed to a majority of the legal entity's economic benefits or obligations. ASU No. 2015-02 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. The adoption of this guidance is not expected to have a material impact on the Company's results of operations, financial position or disclosures.

In April 2015, FASB issued ASU No. 2015-03, (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU No. 2015-03 provides guidance that will require debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. ASU No. 2015-03 affects disclosures related to debt issuance costs but does not affect existing recognition and measurement guidance for these items. ASU No. 2015-03 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. The adoption of this guidance is not expected to have a material impact on the Company's results of operations, financial position or disclosures.

In April 2015, FASB issued ASU No. 2015-05, (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangements. ASU No. 2015-05 provides guidance on a customer's accounting for fees paid in a cloud computing arrangement, which includes software as a service, platform as a service, infrastructure as a service, and other similar hosting arrangements. ASU No. 2015-05 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. The adoption of this guidance is not expected to have a material impact on the Company's results of operations, financial position or disclosures.

In September 2015, the Financial Accounting Standards Board ("FASB") issued ASU No. 2015-16, Business Combinations (Topic 805) Simplifying the Accounting for Measurement-Period Adjustments." ASU No. 2015-06 simplifies the accounting for measurement-period adjustments attributable to an acquisition. Under prior guidance, adjustments to provisional amounts during the measurement period that arise due to new information regarding acquisition date circumstances must be made retrospectively with a corresponding adjustment to goodwill. The amended guidance requires an acquirer to record adjustments to provisional amounts made during the measurement period in the period that the adjustment is determined. The adjustments should reflect the impact on earnings of changes in depreciation, amortization, or other income effects, if any, as if the accounting had been completed as of the acquisition date. Additionally, amounts recorded in the current period that would have been reflected in prior reporting periods if the adjustments had been recognized as of the acquisition date must be disclosed either on the face of the income statement or in the notes to financial statements. This guidance is effective prospectively for interim and annual periods beginning after December 15, 2015 and early application is permitted. The impact of the guidance on our financial condition, results of operations and financial statement disclosures will depend on the level of acquisition activity performed by the Company.

In November 2015, the Financial Accounting Standards Board (FASB) issued ASU 2015-17, "Balance Sheet Classification of Deferred Taxes" (ASU 2015-17), which changes how deferred taxes are classified on the balance sheet and is effective for financial statements issued for annual periods beginning after December 15, 2016, with early adoption permitted. ASU 2015-17 requires all deferred tax assets and liabilities to be classified as non-current. The adoption of this guidance is not expected to have a material impact on the Company's results of operations, financial position or disclosures.

ACCELERATED ACQUISITIONS XIX, INC
Notes to Financial Statements

NOTE 5	-	RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

In January 2016, the FASB issued ASU 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities" (ASU 2016-01), which requires equity investments that are not accounted for under the equity method of accounting to be measured at fair value with changes recognized in net income and updates certain presentation and disclosure requirements. ASU 2016-01 is effective beginning after December 15, 2017. The adoption of this guidance is not expected to have a material impact on the Company's results of operations, financial position or disclosures.

In February 2016, the FASB issued ASU No. 2016-02, "Leases," which requires lessees to recognize right-of-use assets and lease liabilities, for all leases, with the exception of short-term leases, at the commencement date of each lease. This ASU requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. This ASU is effective for annual periods beginning after December 15, 2018 and interim periods within those annual periods. Early adoption is permitted. The amendments of this update should be applied using a modified retrospective approach, which requires lessees and lessors to recognize and measure leases at the beginning of the earliest period presented. The adoption of this guidance is not expected to have a material impact on the Company's results of operations, financial position or disclosures

In March 2016, the FASB issued Accounting Standards Update 2016-07, Investments- Equity Method and Joint Ventures: Simplifying the Transition to the Equity Method of Accounting ("ASU 2016-07"). ASU 2016-07 eliminates the requirement to apply the equity method of accounting retrospectively when a reporting entity obtains significant influence over a previously held investment. ASU 2016-07 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. We are currently evaluating the impact the adoption of this standard would have on our financial condition, results of operations and cash flows.

In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting." The guidance simplifies accounting for share-based payments, most notably by requiring all excess tax benefits and tax deficiencies to be recorded as income tax benefits or expense in the income statement and by allowing entities to recognize forfeitures of awards when they occur. This new guidance is effective for annual reporting periods beginning after December 15, 2016 and may be adopted prospectively or retroactively. We are currently evaluating the impact the adoption of this standard would have on our financial condition, results of operations and cash flows.

NOTE 6	-	SUBSEQUENT EVENTS

Subsequent to the year ended March 31, 2015, the related party forgave all the debt owed by the Company to the related party.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statement disclosure. On December 17, 2012 Peter Messineo, CPA, declined re-election as our registered public accountants.  The Board elected Anton & Chia, LLP, Newport Beach CA. as our auditor.   Prior to Board approval, we had not consulted with Anton & Chia, LLP on any accounting or audit matters.

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

Based on this evaluation, our chief executive officer (our principal executive officer principal financial officer and principal accounting officer) concluded that as of March 31, 2015 our disclosure controls and procedures were effective. Our procedures were designed to ensure that the information relating to our company required to be disclosed in our SEC reports is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our chief executive officer, as appropriate to allow for timely decisions regarding required disclosure. Management is currently evaluating the current disclosure controls and procedures in place to see where improvements can be made.

 Changes in Internal Control Over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the fiscal year ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's report on internal control over financial reporting pursuant to section 404 of the US Sarbanes-Oxley Act

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

The Board of Management conducted an assessment of the Company's internal control over financial reporting based on the "Internal Control-Integrated Framework" established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 1992). Based on that assessment, the Board of Management concluded that, as of March 31, 2015, the Company's internal control over financial reporting is considered effective.

The effectiveness of the Company's internal control over financial reporting as of March 31, 2015, has not been audited by XXX, an independent registered public accounting firm.

Board of Management

March 31, 2015

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

(a)  Identification of Directors and Executive Officers.  The following table sets forth certain information regarding the Company's sole officer and director:

Name	Age	Position

Timothy J. Neher	49	President, Secretary, Treasurer and director

Timothy J. Neher, has been the President, Secretary and sole director of the Company since its founding in May 2010. Mr. Neher is the founding partner of Accelerated Venture Partners, LLC, a private venture capital firm based in Foster City, California, and has over 15 years of experience in connection with the provision of debt and equity financing, mergers and public offering transactions. Mr. Neher is a Director of Pinpointed Solutions Inc. a private company since 2008, Director of Ipaypod Inc., a private company since 2007, Director of Internet Card Present, Inc., a private company since 2007 and Director of Virolab, Inc a public company since 2010. He is also the President, Secretary and sole director of the following public reporting companies:  Accelerated Acquisitions XIX.  Prior to founding Accelerated Venture Partners, Internet Card Present Industries, Pinpointed Solutions and Ipaypod, Timothy was Chairman and Chief Executive Officer of Wherify Wireless, a private to public company from 1999 to 2007.  Other past experience includes roles as VP of Marketing & Sales for CTH Consumer Plastics and VP of Operations for Windy City Product Development.

The term of office of each director expires at our annual meeting of stockholders or until their successors are duly elected and qualified.  Directors are not compensated for serving as such. Officers serve at the discretion of the Board of Directors.

(b)  Significant Employees.

As of the date hereof, the Company has no significant employees.

(c)  Family Relationships.

There are no family relationships among directors, executive officers, or persons nominated or chosen by the issuer to become directors or executive officers.

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

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended March 31, 2015 and written representations that no other reports were required, the Company believes that no person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal years.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)           The following table sets forth, as of March 31, 2015, the number of shares of common stock owned of record and beneficially by executive officers, directors and persons who beneficially own more than 5% of the outstanding shares of common stock of the Company. Unless otherwise set forth below, each of the stockholders has an address located at c/o Accelerated Venture Partners, LLC, 951 Mariners Island Blvd., Suite 300, San Mateo, CA 94404.

Name and Address	Amount and Nature of Beneficial Ownership		Percentage of Class

Accelerated Venture Partners, LLC. (1)	5,000,000		100%
1840 Gateway Drive, Suite 200 Foster City, CA 94404

Timothy J. Neher (3)	5,000,000	(2)	100%
1840 Gateway Drive, Suite 200 Foster City, CA 94404

All Officers and	5,000,000	(2)	100%
Directors as a group
(1 individual)
________________

(1)	Accelerated Venture Partners, LLC, a Delaware limited liability company, is currently owned by Timothy J. Neher, who serves as its Managing Member.

(2)
Represents shares of common stock owned by Accelerated Venture Partners, LLC. Mr. Neher may be deemed the indirect beneficial owner of these shares of common stock since he has sole voting and investment control over the shares.

(b)   The Company currently has not authorized any compensation plans or individual compensation arrangements.

Item 13. Certain Relationships and Related Transactions.

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

Item 14.  Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed by Peter Messineo, CPA our prior auditor, for professional services rendered for the audit of our annual financial statement and limited review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings were $2,000 for the period from February 6, 2012 (Inception) to March 31, 2012.  Anton & Chia, LLP was elected as our auditor in December 2012 for our Form 10-K, and was paid $1,625, $1,250 and $750 for the years ended March 31, 2015, 2014 and 2013, respectively.

Audit-Related Fees

There were no fees billed or to be filled by Messineo or Anton & Chia, LLP for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements for the period from February 6, 2012 (Inception) to March 31, 2015.

Tax Fees

There were no fees billed or to be filled by Messineo Anton & Chia, LLP for professional services for tax compliance, tax advice, and tax planning or the period from February 6, 2012 (Inception) to March 31, 2015.

All Other Fees

There were no fees billed or to be billed by Messineo or Anton & Chia, LLP for other products and services for the period from February 6, 2012 (Inception) to March 31, 2015.

Audit Committee's Pre-Approval Process

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

Dated: July 19, 2016	ACCELERATED ACQUISITIONS XIX, INC.

	By:	/s/ Timothy Neher
Timothy Neher
President and Director
Chief Executive Officer
Principal Executive Officer

Dated: July 19, 2016	By:	/s/ Timothy Neher
Timothy Neher
Principal Financial Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Timothy Neher	President and Sole Director	July 19, 2016
Timothy Neher	Chief Executive Officer