Form 10-K
period 2016-03-31
ACCELERATED ACQUISITIONS XIX
filed 2016-07-19
CIK 1542624

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2016

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

As of March 31, 2016, there were no non-affiliate holders of common stock of the Company.

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

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $.0001 per share (the “Common Stock”).  The Common Stock is not listed on a publicly-traded market.  As of March 31, 2016, there was 1 holder of record of the Common Stock.

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

Liquidity and Capital Resources

As of March 31, 2016 and 2015, the Company had a total of $0 and $0 in assets, respectively. The Company also had $0 and $2,375 current liabilities as of March 31, 2016 and 2015 that were forgiven by it's shareholder.

The following is a summary of the Company's cash flows provided by (used in) operating, and financing activities for the years ended March 31, 2016 and 2015:

	2016	2015
Net Cash Used In Operating Activities	$-	$(1,625)
Net Cash Provided By Financing Activities	-	1,625
Net Increase (Decrease) In Cash	$-	$-

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from February 6, 2012 (Inception) to March 31, 2016.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company's plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the years ended March 31, 2016 and 2015, the Company had a net loss of $0 and $1,577, consisting of legal, accounting, audit, filing and other professional service fees incurred in relation to the filing of the Company's Registration Statement on Form 10 and Quarterly Reports on Form 10-Q.

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
March 31, 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Accelerated Acquisitions XIX, Inc.

We have audited the accompanying balance sheets of Accelerated Acquisitions XIX, Inc. as of March 31, 2016 and 2015 and the related statement of operations, stockholder's equity and cash flows for the years ended March 31, 2016 and 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Accelerated Acquisitions XIX, Inc. as of March 31, 2016 and 2015 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Ankit Consulting Services, Inc.

July 16, 2016

ITEM 1. FINANCIAL STATEMENTS

ACCELERATED ACQUISITIONS XIX, INC.
BALANCE SHEETS

	March 31,	March 31,
	2016	2015
	(Audited)	(Audited)
ASSETS
Current assets:
Cash	$-	$-

Total Assets	$-	$-

LIABILITIES AND SHAREHOLDERS'DEFICIT
Current liabilities:
Related Party Payable	$-	$2,375
	-	-
	-

Total liabilities	-	2,375

Shareholders' Deficit:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; none issued or outstanding at March 31, 2016 and March 31, 2015	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 5,000,000 shares issued and outstanding at March 31, 2016 and March 31, 2015	500	500
Additional paid-in capital	7,475	5,100
Accumulated deficit	(7,975)	(7,975)

Total Shareholders' Deficit	-	(2,375)

Total Liabilities and Shareholders' Deficit	$-	$-

The accompanying notes are an integral part of these financial statements.

ACCELERATED ACQUISITIONS XIX, INC.
STATEMENTS OF OPERATIONS

	Year ended March 31,
	2016	2015

Revenues	$-	$-

Operating expenses:
General and administrative	-	1,625

Operating loss	-	1,625
Loss from Operations
Other Income:
Gain on settlement of debt		$48

Net loss	$-	$(1,577)

Basic and diluted net loss per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - Basic and diluted	5,000,000	5,000,000

The accompanying notes are an integral part of these financial statements.

ACCELERATED ACQUISITIONS XIX, INC.
STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY (DEFICIT) FOR THE YEARS ENDED MARCH 31, 2016 AND 2015

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance at March 31, 2014	5,000,000	500	5,100	(6,398)	(798)
Net loss				(1,577)	(1,577)
Balance at March 31, 2015	5,000,000	500	5,100	(7,975)	(2,375)
Shareholder forgiveness			2,375		2,375
Net loss				-	-
Balance at March 31, 2016	5,000,000	500	7,475	(7,975)	-

The accompanying notes are an integral part of these financial statements.

ACCELERATED ACQUISITIONS XIX, INC.
STATEMENTS OF CASH FLOW

	Year ended March 31,
	2016	2015
OPERATING ACTIVITIES:
Net loss	$-	$(1,577)
Adjustments to reconcile net loss to net cash
used in operating activities:
Gain on settlement of debt	-	48
Net cash used in operations	-	(1,625)
FINANCING ACTIVITIES:
Monies raised from loan payables- related party	-	1,625
Net cash provided by financing activities	-	1,625
Net increase (decrease) in cash	-	-
Cash at beginning of period	-	-

Cash at end of period	$-	$-

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
                The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP").

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
..

(d)	Cash and Cash Equivalents
                For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  The Company had no cash at March 31, 2016 and 2015, respectively.
..

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
               The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company had an accumulated deficit and had no working capital at March 31, 2016. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company's ability to continue as a going concern is also dependent on its ability to find a suitable target company and enter into a possible reverse merger with such company. Management's plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances; however there is no assurance of additional funding being available. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

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

The majority shareholder has advanced funds, as necessary. These advances are considered temporary in nature and are payable on demand. There is no formal document describing the terms of this arrangement (maturity date and interest rates). For the year ended March 31, 2013, the shareholder forgave $3,600 the full debt of the Company and for the year ended March 31, 2016 the shareholder forgave $2,375 the full debt of the Company.

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

As of March 31, 2016 the Company had a net operating loss carry forward of approximately $7,975 which will begin to expire in the tax year 2028.

Federal tax laws impose significant restrictions on the utilization of net operating loss carry forwards and research and development credits in the event of a change in ownership of the Company, as defined by the Internal Revenue Code Section 382. The Company's net operating loss carry forwards and research and development credits may be subject to the above limitations.

The relevant FASB standard resulted in no adjustments to the Company's liability for unrecognized tax benefits. As of the date of adoption and as of March 31, 2016 there were no unrecognizable tax benefits. Accordingly, a tabular reconciliation from beginning to ending periods is not provided. The Company will classify any future interest and penalties as a component of income tax expense if incurred. To date, there have been no interest or penalties charged or accrued in relation to unrecognized tax benefits. The Company is subject to federal and state examinations for the year 2012 forward. There are no tax examinations currently in progress.

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

The Company is not aware of any subsequent event as of the date of the financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statement disclosure. On July 24, 2015, Anton & Chia, LLP, declined re-election as our registered public accountants.  On June 17, 2016, the Board of Directors elected Ankit Consulting Services, Inc., Rancho Santa Margarita, CA. as our auditor.   Prior to Board approval, we had not consulted with Ankit Consulting Services, Inc., on any accounting or audit matters.

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

Based on this evaluation, our chief executive officer (our principal executive officer principal financial officer and principal accounting officer) concluded that as of March 31, 2016 our disclosure controls and procedures were effective. Our procedures were designed to ensure that the information relating to our company required to be disclosed in our SEC reports is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our chief executive officer, as appropriate to allow for timely decisions regarding required disclosure. Management is currently evaluating the current disclosure controls and procedures in place to see where improvements can be made.

 Changes in Internal Control Over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the fiscal quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Board of Management conducted an assessment of the Company's internal control over financial reporting based on the "Internal Control-Integrated Framework" established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 1992). Based on that assessment, the Board of Management concluded that, as of March 31, 2016, the Company's internal control over financial reporting is considered effective.

The effectiveness of the Company's internal control over financial reporting as of March 31, 2016, has not been audited by Ankit Consulting Services, Inc., an independent registered public accounting firm.

Board of Management

March 31, 2016

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

(a)  Identification of Directors and Executive Officers.  The following table sets forth certain information regarding the Company's sole officer and director:

Name	Age	Position

Timothy J. Neher	50	President, Secretary, Treasurer and director

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

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended March 31, 2016 and written representations that no other reports were required, the Company believes that no person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal years.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)           The following table sets forth, as of March 31, 2016, the number of shares of common stock owned of record and beneficially by executive officers, directors and persons who beneficially own more than 5% of the outstanding shares of common stock of the Company. Unless otherwise set forth below, each of the stockholders has an address located at c/o Accelerated Venture Partners, LLC, 951 Mariners Island Blvd., Suite 300, San Mateo, CA 94404.

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

Audit-Related Fees

There were no fees billed or to be filled by Messineo or Anton & Chia, LLP for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements for the period from February 6, 2012 (Inception) to March 31, 2016.

Tax Fees

There were no fees billed or to be filled by Messineo Anton & Chia, LLP for professional services for tax compliance, tax advice, and tax planning or the period from February 6, 2012 (Inception) to March 31, 2016.

All Other Fees

There were no fees billed or to be billed by Messineo or Anton & Chia, LLP for other products and services for the period from February 6, 2012 (Inception) to March 31, 2016.

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