Form 10-Q
period 2016-06-30
AMONRA OMNIA INC.
filed 2016-08-16
CIK 1542624

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______

Commission file number 000-54611

AMONRA OMNIA INC.
(FORMALLY KNOWN AS ACCELERATED ACQUISITIONS XIX, INC.) (Exact name of registrant as specified in its charter)

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

Indicate the number of shares outstanding of each of the issuer's classes of the common stock, as of the latest practicable date: Common Stock, $0.0001 par value: 25,000,000 shares outstanding as of August 15, 2016.

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Condensed Financial Statements (unaudited):	3

	Condensed Balance Sheets as of June 30, 2016 (unaudited) and March 31, 2016 (audited)	3

	Condensed Statements of Operations for the three months ended June 30, 2016 and June 30, 2015 (unaudited)	4

	Condensed Statements of Cash Flows for the three months ended June 30, 2016 and June 30, 2015 (unaudited)	5

	Notes to Condensed Financial Statements (unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	10

Item 4T	Controls and Procedures	11

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	13

Item 1A	Risk Factors	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3.	Defaults Upon Senior Securities	13

Item 4.	(Reserved and Removed)	13

Item 5.	Other Information	12

Item 6.	Exhibits	13

	Signatures	14

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMONRA OMNIA INC.
(FORMALLY KNOWN AS ACCELERATED ACQUISITIONS XIX, INC.)
BALANCE SHEETS

	June 30,	March 31,
	2016	2016
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$-	$-

Total Assets	$-	$-

LIABILITIES AND SHAREHOLDERS'DEFICIT
Current liabilities:
Related Party Payable	$-	$-
	-	-
Accrued Expense	-	-

Total liabilities	-	-

Shareholders' Deficit:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; none issued or outstanding at June 30, 2016 and March 31, 2016	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 5,000,000 shares issued and outstanding at June 30, 2016 and March 31, 2016	500	500
Additional paid-in capital	7,475	7,475
Accumulated deficit	(7,975)	(7,975)

Total Shareholders' Deficit	-	-

Total Liabilities and Shareholders' Deficit	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

AMONRA OMNIA INC.
(FORMALLY KNOWN AS ACCELERATED ACQUISITIONS XIX, INC.)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months ended	Three Months ended
	June 30,	June 30,
	2016	2015

Revenues	$-	$-

Operating expenses:
General and administrative	-	-

Operating loss	-	-

Net loss	$-	$-

Basic and diluted net loss per share	$(0.00)	$(0.00)

Basic earnings (loss) per share - Basic and diluted
Weighted average number of common shares outstanding - Basic and diluted	5,000,000	5,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

AMONRA OMNIA INC.
(FORMALLY KNOWN AS ACCELERATED ACQUISITIONS XIX, INC.)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three months ended June 30, 2016	For the Three months ended June 30, 2015
Operating Activities

Net loss	$-	$-
Changes in Assets and Liabilities
Account Payable	-	-
Increase in accrued expenses due to founder	-	-
Net Cash used in operations	-	-

Financing Activities

Increase in Bank Overdraft	-	-
Net Cash provided by financing activities	-	-

Net increase (decrease) in cash	-	-
Cash at the Beginning of the Period:	-	-
Cash at the End of the Period	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

AMONRA OMNIA INC.
(FORMALLY KNOWN AS ACCELERATED ACQUISITIONS XIX, INC.)
Notes to Condensed Financial Statements
(unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a)	Organization and Business:

Amonra Omnia Inc. (formally known as Accelerated Acquisitions XIX, Inc. ) ("the Company") was incorporated in the state of Delaware on February 6, 2012 for the purpose of raising capital that is intended to be used in connection with its business plan which may include a possible merger, acquisition or other business combination with an operating business.

All activities of the Company to date relate to its organization, initial funding and share issuances.

(b)	Basis of Presentation

The accompanying interim financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Regulations S-K. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statement presentation. In the opinion of management, all adjustments for a fair statement of the results and operations and financial position for the interim periods presented have been included. All such adjustments are of a normal recurring nature. The financial information should be read in conjunction with the Financial Statements and notes thereto included in the Company's Form 10-K Annual Report for the year ended March 31, 2016. The financial statements presented herein may not be indicative of the results of the Company for the year ending March 31, 2017.

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

We are an "emerging growth company," as defined in the Jumpstart our Business Startups Act of 2012, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Under the Jumpstart Our Business Startups Act, "emerging growth companies" can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected not to avail ourselves to this exemption from new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not "emerging growth companies."

AMONRA OMNIA INC.
(FORMALLY KNOWN AS ACCELERATED ACQUISITIONS XIX, INC.)
Notes to Condensed Financial Statements
(unaudited)

(e)	Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. The Company had no cash equivalents at June 30, 2016 and March 31, 2016.

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

On June 10, 2015, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2015-10, Development Stage Entities (Topic 915) – Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation, which eliminates the concept of a development stage entity (DSE) its entirety from current accounting guidance. We have elected early adoption of this standard, which eliminates the designation of DSEs and the requirement to disclose results of operations and cash flows since inception.

We have evaluated the recent accounting pronouncements through ASU 2015-16 and believe that none of them will have a material effect on our financial statements.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage, used cash from operations since its inception, and has negative working capital at June 30, 2016. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company's ability to continue as a going concern is also dependent on its ability to find a suitable target company and enter into a possible reverse merger with such company. Management's plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances; however there is no assurance of additional funding being available. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

AMONRA OMNIA INC.
(FORMALLY KNOWN AS ACCELERATED ACQUISITIONS XIX, INC.)
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

The majority shareholder has advanced funds, as necessary. These advances are considered temporary in nature and are payable on demand. There is no formal document describing the terms of this arrangement (maturity date and interest rates). For the year ended March 31, 2016, the shareholder forgave $3,600 the full debt of the Company. As of June 30, 2016, the Company owes $2,625 to the majority shareholder for the expenses incurred by the majority shareholder on behalf of the Company.

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

As of June 30, 2016 the Company had a net operating loss carry forward of approximately $7,975 which will begin to expire in the tax year 2028.

Federal tax laws impose significant restrictions on the utilization of net operating loss carry forwards and research and development credits in the event of a change in ownership of the Company, as defined by the Internal Revenue Code Section 382. The Company's net operating loss carry forwards and research and development credits may be subject to the above limitations.

The relevant FASB standard resulted in no adjustments to the Company's liability for unrecognized tax benefits. As of the date of adoption and as of June 30, 2016 there were no unrecognizable tax benefits. Accordingly, a tabular reconciliation from beginning to ending periods is not provided. The Company will classify any future interest and penalties as a component of income tax expense if incurred. To date, there have been no interest or penalties charged or accrued in relation to unrecognized tax benefits. The Company is subject to federal and state examinations for the year 2012 forward. There are no tax examinations currently in progress.

AMONRA OMNIA INC.
(FORMALLY KNOWN AS ACCELERATED ACQUISITIONS XIX, INC.)
Notes to Condensed Financial Statements
(unaudited)

NOTE 5	-	SUBSEQUENT EVENTS

On July 18 2016, Omnia UK Company Limited ("Purchaser") agreed to acquire 23,500,000 shares of the Company's common stock par value $0.0001 for a price of $0.0001 per share.  At the same time, Accelerated Venture Partners, LLC agreed to tender 3,500,000 of their 5,000,000 shares of the Company's common stock par value $0.0001 for cancellation.  Following these transactions, Omnia UK Company Limited owned approximately 94% of the Company's 25,000,000 issued and outstanding shares of common stock par value $0.0001 and the interest of Accelerated Venture Partners, LLC was reduced to approximately 6% of the total issued and outstanding shares.  Simultaneously with the share purchase, Timothy Neher resigned from the Company's Board of Directors and Flavio Paltrinieri was simultaneously appointed to the Company's Board of Directors.  Such action represents a change of control of the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Amonra Omnia Inc. (formally known as Accelerated Acquisitions XIX, Inc.) ("we", "our", "us" or the "Company") was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

Results of Operations

For the three months ending June 30, 2016 the Company had no revenues and incurred no general and administrative expenses.

For the three months through June 30, 2016, the Company had no activities that produced revenues from operations and had a cumulative net loss of $0, due to legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company and the filing of the Company's Registration Statement on Form 10 filed in February 2012 and other SEC-related compliance matters.

Liquidity and Capital Resources

For the period from inception (February 6, 2012) through June 30, 2016 the Company had no activities that produced revenues from operations and had a cumulative net loss of $7,975 due to legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company and the filing of the Company's Registration Statement on Form 10 filed in February 2012 and other SEC-related compliance matters.

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

For the Three months ended June 30, 2016:

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

During the next twelve months we anticipate incurring costs related to:

(i)	filing of reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and
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

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2016. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the fiscal quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

31.1
Certification of the Company's Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the quarter ended  June 30, 2016.

31.2
Certification of the Company's Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.

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

Dated: August 15, 2016
Amonra Omnia Inc. (formally known as Accelerated Acquisitions XIX, Inc.)

	By:	/s/ Flavio Paltrinieri
Flavio Paltrinieri
President/ CEO

EXHIBIT INDEX

Exhibit No.	Description

31.1
Certification of the Company's Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the quarter ended  June 30, 2016.

31.2
Certification of the Company's Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.

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